Form 10QSB
period 2000-09-30
ARROW CAPITAL GROUP INC
filed 2000-11-20
CIK 1097763

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                           Commission File No 0-30183

                            ARROW CAPITAL GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

       Nevada                                              13-4067631
------------------------                                -----------------
(State or other jurisdiction                         (IRS Employer ID Number)
of incorporation or organization)

     c/o Steven L. Siskind; 645 Fifth Avenue, Suite 403, New York, NY 10022
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 750-2002
                                  -------------
                           (Issuer's Telephone Number)

                  515 Madison Avenue, New York, New York 10022
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           Yes  X               No
                              ------               ------

         As of October 31, 2000, the Issuer had 689,700 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART I

Item 1. Financial Statements


                           ARROW CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            FINANCIAL STATEMENTS AND
                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


                     FOR THE PERIOD JUNE 4, 1999 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

      ARROW CAPITAL GROUP, INC.

          TABLE OF CONTENTS



                                                                       Page No.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                     1

FINANCIAL STATEMENTS

              Balance sheets...........................................    2

              Statements of Operations.................................    3

              Statements of Changes in Stockholders' Deficit...........    4

              Statements of Cash Flows.................................    5

              Notes to Financial Statement.............................    6

                               Time Palmieri, CPA
                          Certified Public Accountant
                             305 Morning Mist Walk
                               Suwanee, GA 30024
                                 (770) 932-6817


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Arrow Capital Group, Inc.
Reno, Nevada

I have reviewed the accompanying balance sheets of Arrow Capital Group, Inc. (a Nevada corporation in the developement stage), as of December 31, 1999, March 31, 2000, June 30, 2000, and September 30, 2000 and the related statements of operations, stockholders' deficit, and cash flows for the periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Arrow Capital Group, Inc.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

November 15, 2000
Suwanee, GA

Tim Palmieri
Certified Public Accountant

                            ARROW CAPITAL GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                   (Unaudited)


                                     ASSETS

                                                             December 31, 1999   March 31, 2000   June 30, 2000   September 30, 2000
                                                             -----------------   --------------   -------------   ------------------
 Current Assets:

      Cash                                                        $ 1,794         $ 1,215             $ 982               $ 11
                                                                  --------        --------            ------              ----

 Other Assets:                                                          -               -                 -                  -
                                                                        --              --                --                 -

                                                                  $ 1,794         $ 1,215             $ 982               $ 11
                                                                  ========        ========            ======              ====


                      LIABILITIES AND STOCKHOLDER'S DEFICIT


 Current Liabilities:

      Accounts payable                                            $ 1,000         $ 1,250           $ 1,500            $ 1,750
      Shareholder loan payable                                      1,140           1,140             1,140              1,140
                                                                   ------          ------            ------             ------
           Total Current Liabilities                                2,140           2,390             2,640              2,890
                                                                   ------          ------            ------             ------

 Stockholder's Deficit: (Note 2)

      Common stock; $.001 par value; authorized-
      10,000,000 shares; issued and outstanding -
      689,700 shares                                                   690             690               690                690
      Additional paid-in capital                                       890             890               890              1,090
      Deficit accumulated during the development stage              (1,926)         (2,754)           (3,238)            (4,659)
                                                                    ------         -------           -------            -------
           Total stockholder's Deficit                                (346)         (1,174)           (1,658)            (2,879)
                                                                    ------         -------           -------            -------
                                                                   $ 1,794         $ 1,215           $   982            $    11
                                                                    ======          ======            ======             ======




    The accompanying note are an integral part of the financial statements.

                ARROW CAPITAL GROUP, INC.

             ( A Development Stage Company)
                Statements of Operations

                       (Unaudited)
                  For the periods ended

                                For the period June 4 to        Three months            Three months                  Three months
                                  December 31, 1999         ended March 31, 2000    ended June 30, 2000     ended September 30, 2000
                                  ------------------        ---------------------   --------------------    ------------------------
Revenues:
Investment income                       $     49                $      22                 $      16                      $      16
                                        --------                ---------                 ---------                      ---------

     Total Revenues                           49                       22                        16                             16
                                        --------                ---------                 ---------                      ---------

Costs and expenses:
General and administrative              $  1,975                $     850                 $     500                      $   1,436
                                        --------                ---------                 ---------                      ---------

     Total Expenses                        1,975                      850                       500                          1,435
                                        --------                     ----                      ----                      ---------

Net loss                                $ (1,926)               $    (828)                $    (484)                     $  (1,420)
                                        =========               =========                 =========                      =========

Loss per common share                   $(0.0028)               $ (0.0012)                $ (0.0007)                     $ (0.0021)
                                        =========               =========                 =========                      =========

Weighted average common
shares outstanding                       689,700                  689,700                   689,700                        689,700
                                        =========               =========                 =========                      =========

                        For the cumulative periods ended


                                  Three months               Six months               Nine months           For the period June 4 to
                                ended March 31, 2000     ended June 30, 2000     ended September 30, 2000       September 30, 2000
                               ----------------------   ---------------------   --------------------------  ------------------------
Revenues:
Investment income                  $      22                 $      38                   $      53                $     102
                                   ---------                 ---------                   ---------                ---------

     Total Revenues                       22                        38                          53                      102
                                   ---------                 ---------                   ---------                ---------

Costs and expenses:
General and administrative         $     850                 $   1,350                   $   2,786                $   4,761
                                   ---------                 ---------                   ---------                ---------

     Total Expenses                      850                     1,350                       2,786                    4,761
                                   ---------                 ---------                   ---------                ---------

Net loss                           $    (828)                $  (1,312)                  $  (2,733)               $  (4,659)
                                   =========                 =========                   =========                =========

Loss per common share              $ (0.0012)                $ (0.0019)                  $ (0.0040)               $ (0.0068)
                                   =========                 =========                   =========                =========

Weighted average
common shares outstanding            689,700                   689,700                     689,700                  689,700
                                   =========                 =========                   =========                =========


    The accompanying note are an integral part of the financial statements.

                         ARROW CAPITAL GROUP, INC.

                       (A Development Stage Company)
              Statements of Changes in Stockholder's Deficit

                                (Unaudited)


                                                                                                            Deficit
                                                                     Common Stock            Additional   Accumulated
                                                               -----------------------         Paid-in       from
                                                               Shares           Amount         Capital     Inception         Total
                                                               ------           ------       ----------   ------------      ------

Balance,  June 4, 1999 (inception)                                   -          $   -        $    -       $      -       $      -

 Common stock issued,
        valued at $.001 per share                              689,700            690           890              -          1,580

       Net loss for the period from
        June 4 to December 31, 1999                                  -              -             -         (1,926)        (1,926)
                                                               -------          -----        ------       --------       --------
Balance, December 31, 1999                                     689,700          $ 690        $  890       $ (1,926)      $   (346)
                                                               -------          -----        ------       --------       --------

Net loss for the quarter ending March 31, 2000                       -              -             -           (828)          (828)
                                                               -------          -----        ------       --------       --------

Balance, March 31, 2000                                        689,700            690           890         (2,754)        (1,174)

       Net loss for the quarter ending June 30, 2000                 -              -             -           (484)          (484)
                                                               -------          -----        ------       --------       --------

Balance, June 30, 2000                                         689,700          $ 690        $  890       $ (3,238)      $ (1,658)

       Net loss for the quarter ending September 30, 2000            -              -           200         (1,420)        (1,220)
                                                               -------          -----        ------       --------       --------

Balance, September 30, 2000                                    689,700          $ 690        $1,090       $ (4,659)      $ (2,879)
                                                               =======          =====        ======       ========       ========




    The accompanying note are an integral part of the financial statements.

                    ARROW CAPITAL GROUP, INC.

                  (A Development Stage Company)
                     Statement of Cash Flows

                           (Unaudited)
                      For the periods ended


                                For the period June 4 to        Three months            Three months               Three months
                                  December 31, 1999         ended March 31, 2000    ended June 30, 2000     ended September 30, 2000
                                  ------------------        ---------------------   --------------------    ------------------------
Cash flows from operating
 activities:

Net loss                               $ (1,926)                   $  (828)                 $ (484)                      $ (1,420)
Adjustments to reconcile net
      loss to net cash
      used in operating activities:
Accounts payable                          1,000                        249                     251                            250
                                       --------                    -------                   ------                      --------
Net cash used in operating activities      (926)                      (579)                   (233)                        (1,170)
                                       --------                    -------                   ------                      --------

Cash flows from investing activities:

Advance from shareholder                  1,670                          -                       -                              -
Payments on shareholder loan payable       (530)                         -                       -                              -
                                       --------                    -------                   ------                      --------
Net cash provided by in
   investing activities                   1,140                          -                       -                              -
                                       --------                    -------                   ------                      --------

Cash flows from financing acitvities:

Proceeds from sale of common stock        1,580                          -                       -                            200
                                       --------                    -------                   ------                      --------
Net cash provided by
   financing activities                   1,580                          -                       -                            200
                                       --------                    -------                   ------                      --------
Net increase (decrease) in cash           1,794                       (579)                    (233)                         (970)
Cash, beginning                               -                      1,794                    1,215                           982
                                       --------                    -------                   ------                      --------

Cash, ending                           $ 1,794                     $ 1,215                   $  982                      $     11
                                       ========                    =======                   ======                      ========


                        For the cumulative periods ended



                                  Three months               Six months               Nine months           For the period June 4 to
                                ended March 31, 2000     ended June 30, 2000     ended September 30, 2000       September 30, 2000
                               ----------------------   ---------------------   --------------------------  ------------------------
Cash flows from
   operating activities:

Net loss                              $    (828)             $(1,312)                     $(2,733)                 $(4,659)
Adjustments to reconcile
   net loss to net cash
   used in operating activities:
Accounts payable                            249                  500                          750                    1,750
                                        -------               ------                      -------                  -------
Net cash used in
     operating activities                  (579)                (812)                      (1,983)                  (2,909)
                                        -------               ------                      -------                  -------

Cash flows from
   investing activities:

Advance from shareholder                      -                    -                            -                    1,670
Payments on shareholder loan payable          -                    -                            -                     (530)
                                        -------               ------                      -------                  -------
Net cash provided by in
      investing activities                    -                    -                            -                    1,140
                                        -------               ------                      -------                  -------

Cash flows from financing acitvities:

Proceeds from sale of common stock            -                    -                          200                    1,780
                                        -------               ------                      -------                  -------
Net cash provided by
       financing activities                   -                    -                          200                    1,780
                                        -------               ------                      -------                  -------

Net increase (decrease) in cash            (579)                (812)                      (1,783)                      11

Cash, beginning                           1,794                1,794                        1,794                        -
                                        -------               ------                      -------                  -------

Cash, ending                            $ 1,215               $  982                      $    11                  $    11
                                        =======               ======                      =======                  =======

    The accompanying note are an integral part of the financial statements.

                            ARROW CAPITAL GROUP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Description of Business

The financial statements presented are those of Arrow Capital Group, Inc. a development stage company (the "Company"). The Company was incorporated under the laws of the State of Nevada on June 4, 1999. The Company's activities, to date, have been primarily directed towards the raising of capital.

As shown in the financial statement, as of March 31, June 30, and September 30, 2000, the Company has incurred accumulated deficits of $2,754, $3,238, and $4,659, respectively and only had cash of $1,215, $982, and $11, respectively. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Income Taxes

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and 1iabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and. liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

                            ARROW CAPITAL GROUP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 2 - Stockholders' Equity

Common Stock

The Company authorized 10,000,000 shares of par value $.001 common stock, the rights and preferences of which were determined by the Board of Directors at the time of issuance.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred a net operating loss.

Note 4 - Related Party Transactions

A shareholder advanced the Company $1,140 for operating expenses. This advance will be repaid from future capital contributions.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the periods ending March 31, June 30, and September 30, 2000, the Company incurred net losses of ($828), ($484), and ($1,420), respectively. Explanations of these results are set forth below.

Revenue

For the periods ending March 31, June 30, and September 30, 2000, the Company recorded investment revenue of $22, $16, and $16, respectively.

Expenses

General and Administrative

General and administrative costs consist primarily of professional and consulting fees. Significant costs are attributed to the Company becoming a reporting public company. This status will increase audit and legal costs significantly. In relation to the Company becoming a public company, the cost of corporate relations will also increase as quarterly reports and other investor information is required.

                            ARROW CAPITAL GROUP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

The Company incurred expenses of $850, $500, and $1,436, respectively during the periods ending March 31, June 30, and September 30, 2000. This was due to the high professional and legal costs related to the Company's operations.

Liquidity and Capital Resources

During the periods ending March 31, June 30, and September 30, 2000, the Company
decreased  cash  ($579),  ($233),  and  ($970),  respectively,   primarily  from
operations.

At March 31, June 30, and September 30, 2000,  the Company had current assets of
$1,216,   $982,  $11  and  current  liabilities  of  $2,390,   $2,640,   $2,890,
respectively.

Implementation of the Company's business plan may require capital resources substantially greater than those currently available to the Company. The Company may determine, depending on the opportunities available to it, to seek additional debt or equity financing to fund the cost of acquiring an operating entity. There can be no assurance that additional equity financing will be available. If neither additional debt or equity financing is available, the Company might seek loans. In addition, the Company might seek some sort of strategic alliance with another company that would provide equity to the Company.

To the extent that the Company finances expansion through the issuance of additional equity securities, any such issuance would result in dilution of the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities to finance expansion activities, it will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal of , and interest on, any such indebtedness.

Inflation

The Company believes that the impact of inflation and changing prices on its operations since commencement of operations has been negligible.

Seasonality

The Company does not deem its revenues to be seasonal and any effect would be immaterial.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with limited operations or income since inception in June, 1999. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

         Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

         During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1, above. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be to private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Year 2000 Compliance

         The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may have recognized the date using 00 as the year 1900 rather than the year 2000. This may have resulted in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company has confirmed that its systems are year 2000 Compliant. It has experience no Y2K problems to date.

         The Company believes that it has disclose all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

         (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description

3.1               Articles of Incorporation of Arrow Capital Group, Inc. (1)
3.2               By-Laws of Arrow Capital Group, Inc. (1)
27                Financial Data Schedule *
-----------

(1) Incorporated by referenced from the Form 10-SB filed by the Company on August 25, 2000.
*   Filed herewith


         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 16, 2000                         ARROW CAPITAL GROUP, INC.


                                                /s/ James Season
                                                -------------------------
                                                James Season, President