Form 10KSB
period 2000-12-31
ARROW CAPITAL GROUP INC
filed 2001-04-13
CIK 1097763

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                            ARROW CAPITAL GROUP, INC.
                     (Name of small business in its charter)

         Nevada                         13-4067631
         ------                         ---------------
(State or other                         (IRS Employer Identification No.)
jurisdiction of Incorporation)

                     c/o Steven L. Siskind, 645 Fifth Avenue
Address of Principal Executive Office (street and number)

                            New York, New York 10022
                            City, State and Zip Code

Issuer's telephone number:  (212) 750-2002

Securities to be registered under Section 12(b) of the Act:

Title of each class   N/A

Securities to be registered under Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes_X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2):$-0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable  only  to  corporate   registrants)   State  the  number  of  shares
outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 689,700 as of March 31, 2001.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the
Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

General

       The Company was incorporated under the laws of the State of Nevada on June 4, 1999 as a blind pool or check company for the purpose of seeking to complete a merger or business acquisition transaction, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The
Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

       The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

       As of the end of its fiscal year ending December 31, 2000, the Company had not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

       It is anticipated that the Company's officers and directors will initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

       The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or possibilities.

         The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

       As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

       It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

       To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Company's management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

       It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

       It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.

       The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors.

       Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since

Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

       (a) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

       (b) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

       (c) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

       (d) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

       (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

       (f)  The extent to which the business opportunity can be advanced;

       (g) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

       (h) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

       (i) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit the securities of the Company, following the business combination, to qualify to be listed on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

       In regard to the possibility that the shares of the issuer would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements that the issuer have (1) net tangible assets of at least $4 million, or a market capitalization of at least $50 million, or net income in its latest fiscal year of not less than $750,000 in its latest fiscal year, or in two of the last three fiscal years; (2) a public float (i.e., shares that are not held by any officer, director of 10% stockholder) of at least 1 million shares; (3) a minimum bid price of at least $4 per share; (4) at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50 million,. Many, and perhaps most of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

       No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

       The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

       Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

       As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

       Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

       It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, share exchanges, mergers, agreements for purchase of and sale of stock or assets, leases, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

       It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of more than 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

       It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

         The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

         As a general matter, the Company anticipates that it will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement.

         Such a letter of intent will set forth the terms of the proposed acquisition but will not bind either the Company or the business opportunity to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor the business opportunity will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should either party elect to exercise any right provided in the agreement to terminate it on specified grounds.

         It  is  anticipated  that  the   investigation  of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable.

Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Competition

      The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

         The Company currently maintains a mailing address at the office of its attorney, Steven L.Siskind, 645 Fifth Avenue, New York, New York. The Company's telephone number there is (212) 750-2002.

       Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

       The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

       (i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

       (ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

       (iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

       The   Company   wishes  to  caution   the  reader  that  there  are  many
uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2.   DESCRIPTION OF PROPERTY.

         The Company currently maintains a mailing address at c/o Steven L. Siskind, 645 Fifth Avenue, Suite 403, new York, New York 10022. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (212) 750-2002.

     The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

       No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended December 31, 2000.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There has been no established public trading market for the Company's securities since its inception on June 4, 1999. As of March 31, 2001 there were 689,700 shares outstanding, and the Company has 29 shareholders of record. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

The Company is authorized to issue 50,000,000 shares of common stock par value $.001 and 5,000,000 shares of Preferred Stock par value $.01. The Preferred shares may be issued in one or more series at the disccretion of the Board of Directors. On October 17, 2000, the Company adopted a compensatory stock option plan and an employee stock optin plan designated as 2000 Compensatory Stock Option Plan and 2000 Employee Stock Option Plan, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of proceeds in the amount of $63,064 for its inside capitalization funds. Substantially all of such funds have been used to pay expenses incurred by the Company.

      The Company intends to seek to carry out its plan of business as discussed herein. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with future compliance with its on-going reporting obligations.

Results of Operations

      During the period from June 4, 1999 (inception) through December 31, 2000, the Company has an accumulated deficit of $5,659. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

      The Company anticipates incurring a continuing loss during 2001 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

      It is anticipated that the Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

    No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

       The Company does not currently contemplate making a Regulation S offering.

      The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

Year 2000 Compliance

     Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remedy Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In that event, the Company will be required to adopt a plan and a budget for addressing such issues.

ITEM 7. FINANCIAL STATEMENTS.

         The Company's financial statements follow the signature page to this Form 10-KSB.

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       The Company has had no change in, or disagreements with, it's independent accountant since the date of inception.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       The directors and executive officers currently serving the Company are as follows:

Name                   Age     Position(s) held
----                   ---     -----------------
James Season           56      President/Director
Juan P. Martin         23      Secretary/Director
Dominick Pope          68      Director

       The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

       The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of any other person.

Biographical Information

James H. Season, 56, has been treasurer and a director of Insurance Capital Corp. since 1996. He has been a consultant and President of Ambassador Capital Group, Inc, since 1999. From 1996 to 1999, he was Chief Financial Officer and a director of Hungarian Broadcasting Corp. From 1995 to 1996, he was a senior financial officer and director (until 1999) of Hungarian Telephone and Cable Corp. From 1993 to 1995, he was Chief Financial Officer and Vice Chairman of Standard Brands Paint Company. Prior to 1993, he held a number of senior financial and investment banking positions including being Managing Director of Chase Mahattan Bank from 1982 to 1986.

Juan P. Martin, 23. Mr. Martin is a Graduate student at the Stern School of Business of New York University., New York, New York. Mr. Martin has been an assistant trader for El Diablo Coffee, Limited, Inc. from 1994 to present. In 1997 he was an assistant trader for Gleber Coffee International and since 1998 Mr. Martin has been involved in mergers and acquisitions at Ambassador Capital Group, inc. in New York City.

Dominick Pope, 68. Since 1977, Mr. Pope has served as President of L.J. Loeffler In-House Communications Business, located in New York City. Mr. Pope attended Baruch College and received an associates degree. Mr. Pope was formerly the chairman of Intercom Technologies, Corp. and resigned from that position April of 1998.

Compliance with Section 16(a) of the Exchange Act.

James Season and Juan P. Martin, officers and directors of the Company and Mid-Continental Securities Corp. and Gary B. Yankelowitz, owners of more than 10% of the Company's common stock, were each required to file an Initial Statement of Beneficial ownership of Securities on Form 3 at the time of the registration of the Company's securitiesunder Section 12(g) of the Act.

The Company has been advised that James Season, Juan P. Martin and Mid-Continental Securities Corp. did not make timely filings on Form 3. They have each advised that Company that they intend to complete all required filings under Section 16(a) on or before April 30, 2001.

ITEM 10.  EXECUTIVE COMPENSATION.

       No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and                            Number of Shares            Percent of
Address                             Owned Beneficially          Class Owned
-----------------------------------------------------------------------------

Mid-Continental Securities, Corp.    300,000                          43%
515 Madison Avenue, Suite 2100
New York, NY 10022

James Season                         50,000                           7%
22 Clover Place
Cos Cob, Ct 06807-2215

Juan P. Martin                       1,000                          ***
14-40 160th Street
Beechurst, NY 11357

Gary B. Yankelowitz                  300,000                         43%
201 east 87th Street
New York, NY 10128

All Directors and                    51,000                           7%
Executive officers (3)persons)

*** Less than 1%

Changes in Control

         A change in control of the Company will probably occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of stock of the company, membership of the board of directors. The extent of any such change or control in ownership or board composition cannot be predicted at this time.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors

       As permitted by Nevada law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Conflicts of Interest

       None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

       Each  of  the  Company's   officers  and  directors  also  are  officers,
directors, or both of several other corporations. These companies may be in direct competition with the Company for available opportunities.

       Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Management acquired their shares for services rendered at a price of $0.001 per share. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.     Document
------------     ---------------

3.1(a) Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 25, 2000).

3.1(b) Certificate of Amendment of Articles of Incorporation filed October 19, 2000.*

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 25,
         2000).

10.2(a)  2000 Compensatory Stock Option Plan*

10.2(b)  2000 Employee Stock Option Plan*

       (b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

* Filed herewith

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 9, 2001

                                               ARROW CAPITAL GROUP, INC.



                                               By:      s/s James Season
                                               -------------------------
                                               James Season, President, Director


                                               -------------------------
                                               By:      s/s Juan Martin
                                               Juan Martin, Secretary, Director


                                               By:      s/s Dominick Pope
                                               -------------------------
                                               Dominick Pope, Director

                            ARROW CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT


                     FOR THE PERIOD JUNE 4, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2000

                            ARROW CAPITAL GROUP, INC.


                                TABLE OF CONTENTS




                                                                      Page No.

INDEPENDENT AUDITORS' REPORT                                             1


FINANCIAL STATEMENTS

              Balance sheets...........................................  2
              Statements of Operations.................................  3
              Statements of Changes in Stockholders' Deficit...........  4
              Statements of Cash Flows.................................  5
              Notes to Financial Statement............................   6

                          INDEPENDENT AUDITORS' REPORT
                          ---------------------------


To the Board of Directors and Stockholders
Arrow Capital Group, Inc.
Reno, Nevada

I have audited the accompanying balance sheets of Arrow Capital Group, Inc. (a Nevada corporation in the developement stage), as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from June 4, 1999 (inception), to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Arrow Capital Group, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year then ended and from June 4, 1999 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

March 23, 2001
Suwanee, GA


/s/ Tim Palmieri
----------------
Tim Palmieri
Certified Public Accountant

                           ARROW CAPITAL GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                                                    December 31,
                                                                                       2000                      1999
                                                                                   --------------------      ---------------
Current Assets:
      Cash                                                                             $ 11                     $ 1,794

 Other Assets:                                                                            -                           -

                                                                                       $ 11                     $ 1,794


                      LIABILITIES AND STOCKHOLDER'S DEFICIT

 Current Liabilities:

      Accounts payable                                                               $ 2,750                    $ 1,000
      Shareholder loan payable                                                         1,140                      1,140
           Total Current Liabilities                                                   3,890                      2,140

 Stockholder's Deficit: (Note 2)

      Common stock; $.001 par value; authorized- 10,000,000 shares;
      issued and outstanding - 689,700 shares                                            690                        690
      Additional paid-in capital                                                       1,090                        890
      Deficit accumulated during the development stage                                (5,659)                    (1,926)
           Total stockholder's Deficit                                                (3,879)                      (346)
                                                                                        $ 11                    $ 1,794






                            ARROW CAPITAL GROUP, INC.
                         ( A Development Stage Company)
                            Statements of Operations


                                                                                           June 4, 1999
                                                            Year Ended December 31,       (inception) to
                                                             2000           1999        December 31, 2000
                                                           -------------------------   ------------------
Revenues:
Investment income                                             $ 53            $ 49           $ 102
     Total Revenues                                             53              49             102

Costs and expenses:
General and administrative                                 $ 3,786         $ 1,975         $ 5,761

     Total Expenses                                          3,786           1,975           5,761

Net loss                                                  $ (3,733)       $ (1,925)       $ (5,659)

Loss per common share                                    $ (0.0054)      $ (0.0028)      $ (0.0082)
                                                         =========   =============    ============

Weighted average common shares outstanding                 689,700         689,700         689,700
                                                        ==========   =============    ============

                            ARROW CAPITAL GROUP, INC.
                          (A Development Stage Company)
                 Statements of Changes in Stockholder's Deficit
          For the Period June 4, 1999 (Inception) to December 31, 2000

                                                                                                      Deficit
                                                                                         Additional Accumulated
                                                                       Common Stock       Paid-in     from
                                                                     Shares     Amount    Capital   Inception  Total
                                                                     -----      -----     ------    --------   ----

Balance,  June 4, 1999 (inception)                                     -           $ -     $ -         $ -       $ -

 Common stock issued,
        valued at $.001 per share                                     689,700      690      890       -        1,580

       Net loss for the period from June 4 to December 31, 1999             -     -         -        (1,926)  (1,926)
                                                                      --------   ------ --------  ----------  -------

Balance, December 31, 1999                                            689,700    $ 690    $ 890    $ (1,926)  $ (346)
                                                                      --------   ------ --------  ----------  -------

Additional paid-in capital                                                                  200           -      200

       Net loss                                                                                      (3,733)  (3,733)
                                                                      --------   ------ --------  ----------  -------

Balance, December 31, 2000                                            689,700    $ 690  $ 1,090      (5,659)  (3,879)
                                                                      ========   ====== ========  ==========  =======


                            ARROW CAPITAL GROUP, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                                                              June 4, 1999
                                                                                Year Ended December 31,       (inception) to
                                                                                    2000      1999           December 31, 2000
                                                                                   -----     -------         -----------------

Cash flows from operating activities:
Net loss                                                                      $ (3,733)       $ (1,925)         $ (5,658)
Adjustments to reconcile net loss to net cash
      used in operating activities:
Accounts payable                                                                 1,750           1,000             2,750
Net cash used in operating activities                                           (1,983)           (925)           (2,908)
                                                                                ------           ------           -------
Cash flows from investing activities:
Advance from shareholder                                                             -           1,670             1,670
Payments on shareholder loan payable                                                 -            (531)             (531)
Net cash provided by in investing activities                                         -           1,139             1,139
                                                                                ------           ------           -------
Cash flows from financing acitvities:
Additional paid-in capital                                                         200               -               200
Proceeds from sale of common stock                                                  -            1,580             1,580
Net cash provided by financing activities                                          200           1,580             1,780
Net increase (decrease) in cash                                                 (1,783)          1,794                11
Cash, beginning                                                                  1,794               -                 -
                                                                                ------         -------             ------
Cash, ending                                                                      $ 11         $ 1,794              $ 11
                                                                                ======         =======             =======

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

As shown in the financial statement, as of December 31, 2000 and 1999, the Company has incurred accumulated deficits of $3,879 and $346, respectively and only had cash of $11 and $1,794, respectively. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the years ending December 31, 2000 and 1999, the Company incurred net losses of ($3,733), and ($1,925), respectively. Explanations of these results are set forth below.

Revenue

For the years ending December 31, 2000 and 1999, the Company recorded investment revenue of $53 and $49, respectively.

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

                            ARROW CAPITAL GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

The Company incurred expenses of $3,786 and $1,975, respectively, during the years ending December 31, 2000 and 1999. This was due to the high professional and legal costs related to the Company's operations.

Liquidity and Capital Resources

During the years ending December 31, 2000 and 1999, the Company decreased cash ($1,783), and only earned cash of $1,794, primarily from operations.

At December 31, 2000 and 1999, the Company had current assets of $11 and $1,794 and current liabilities of $3,890, and $2,140, respectively.

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