Form 10QSB
period 2001-03-31
ARROW CAPITAL GROUP INC
filed 2001-08-20
CIK 1097763

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended March 31, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                                            Commission File No 0-30183

                           ARROW CAPITAL GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

       Nevada                                                13-4067631
------------------------                              ------------------------
(State or other jurisdiction                        (IRS Employer ID Number)
of incorporation or organization)

     c/o Steven L. Siskind; 645 Fifth Avenue, Suite 403, New York, NY 10022
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 750-2002
                                  -------------
                           (Issuer's Telephone Number)

                  515 Madison Avenue, New York, New York 10022
     ( Former name, former address and former fiscal year, if changed since last report)

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

As of March 31, 2001, the Issuer had 689,700 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART I

Item 1. Financial Statements


                            ARROW CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000





                                     ASSETS

                                                                                (unaudited)
                                                                                 MARCH 31,              DECEMBER 31,
                                                                                  2 0 0 1                 2 0 0 0
                                                                                  -------                 -------
CURRENT ASSETS

      Cash                                                                     $           11             $        11
                                                                               --------------             -----------

              TOTAL ASSETS                                                     $           11             $        11
                                                                             --==============             ===========



                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

      Shareholder Loan Payable                                                 $        1,140             $     1,140
      Accrued Expenses                                                                  3,750                   2,750
                                                                               --------------             -----------

              TOTAL LIABILITIES                                                         4,890                   3,890
                                                                               --------------             -----------

STOCKHOLDERS' DEFICIENCY

      Common Stock - $ .001 Par Value, 10,000,000 Shares Authorized, 689,700
          Shares Issued and Outstanding in March 31, 2001 and December 31, 2000,
          Respectively                                                                    690                     690
      Additional Paid-in Capital                                                        1,090                   1,090
      Deficit Accumulated During the Development Stage                                 (6,659)                 (5,659)
                                                                               --------------             -----------

              TOTAL STOCKHOLDERS' DEFICIENCY                                           (4,879)                 (3,879)
                                                                               --------------             -----------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIENCY                                                    $           11             $        11
                                                                               ==============             ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                            ARROW CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
                      2000 AND FOR THE PERIOD JUNE 4, 1999
                      (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (unaudited)



                                                                                              JUNE 4, 1999
                                                                                                (DATE OF
                                                            THREE MONTHS ENDED                INCEPTION) TO
                                                                 MARCH 31,                      MARCH 31,






                                                         2001                 2000                2001
                                                         ----                 ----                ----

INCOME                                                  $     -           $         22        $        102
                                                          -------          ------------        ------------

COST AND EXPENSES
   General and Administrative Expenses:
     Professional Fees                                       1,000                  850               6,761
                                                     -------------        -------------       -------------

Total Cost and Expenses                                      1,000                  850               6,761
                                                     -------------        -------------       -------------

Operating Loss                                              (1,000)                (828)             (6,659)
                                                     -------------        -------------       -------------


NET LOSS                                             $      (1,000)       $        (828)      $      (6,659)
                                                     =============        =============       =============

LOSS PER COMMON SHARE                                $      (0.001)       $      (0.001)      $      (0.010)
                                                     ==============       ==============      ==============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                    689,700              689,700             689,700
                                                     =============        =============       =============






                 The accompanying notes are an integral part of
                          these financial statements.

                            ARROW CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                           FOR THE PERIOD JUNE 4, 1999
                      (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (unaudited)




                                                                                           Deficit
                                                     Common Stock                        Accumulated
                                                   $.001 Par Value         Additional     During the
                                                  -----------------         Paid-In       Development
                                                 Shares        Amount       Capital         Stage

Balances, June 4, 1999                              -        $    -        $   -         $     -

   Issuance of Common Stock                       689,700           690           890          -

   Additional Paid-In-Capital                       -                             200

   Net Loss for the Period      December 31, 1999   -             -            -                (5,659)
                                                 --------    ----------    ----------    -------------

Balances - December 31, 2000                      689,700           690         1,090           (5,659)

Net Loss                                            -             -            -                (1,000)
                                               ----------    ----------    ----------    -------------

Balances, March 31, 2001                         689,700     $      690    $    1,090    $      (6,659)
                                                ========     ==========    ==========    =============





                 The accompanying notes are an integral part of
                          these financial statements.

                            ARROW CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
                      2000 AND FOR THE PERIOD JUNE 4, 1999
                      (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (unaudited)






                                                                                                         JUNE 4, 1999
                                                                                                           (DATE OF
                                                                                                          INCEPTION)
                                                                            THREE MONTHS ENDED                TO
                                                                                MARCH 31,                  MARCH 31,
                                                                                ---------                  ---------
                                                                          2001             2000              2001
                                                                          ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Profit (Loss)                                                 $    (1,000)    $      (828)    $      (6,659)
     Adjustments to Reconcile Net Income (Loss) to
         Net Cash Used in Operating Activities:
              Changes in Assets and Liabilities:
                  Increase (Decrease) in Accounts
                      Payable                                                1,000             249             3,750
                                                                       -----------     -----------     -------------

     NET CASH USED IN OPERATING ACTIVITIES                                    -               (579)           (2,909)
                                                                       -----------     -----------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Advance from Shareholder                                                -               -                 1,670
     Payment on Shareholder - Loan Payable                                   -               -                  (530)
                                                                       -----------     -----------       -----------

     NET CASH PROVIDED BY INVESTING
         ACTIVITIES                                                          -               -                 1,140
                                                                       -----------     -----------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Additional Paid-In-Capital                                              -               -                   200
     Proceeds from Issuance of Common Stock                                  -               -                 1,580
                                                                       -----------     -----------       -----------

     NET CASH PROVIDED BY
         FINANCING ACTIVITIES                                                -               -                 1,780
                                                                       -----------     -----------       -----------

NET INCREASE (DECREASE) IN CASH                                              -                (579)               11

CASH - Beginning of Period                                                      11           1,794              -
                                                                       -----------     -----------       -----------

CASH - End of Period                                                   $        11     $     1,215       $        11
                                                                       ===========     ===========     --===========


                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



         The accompanying reviewed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


1.       DESCRIPTION OF BUSINESS

         The financial statements presented are those of Arrow Capital Group, Inc. a development stage company (the "Company"). The Company was incorporated under the laws of the State of Nevada on June 4, 1999. The Company's activities, to date, have been primarily directed towards the raising of capital.

         As shown in the financial statements, as of March 31, 2001 and December 31, 2000, the Company has incurred accumulated deficits of $6,659 and $5,659, respectively and only had cash of $11. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

     INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

         The Company is currently in a development stage and has not yet commenced an active trade or business. The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



1.   DESCRIPTION OF BUSINESS (Continued)

     RESULTS OF OPERATIONS

         During the three months ended March 31, 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional fees.

     NEED FOR ADDITIONAL FINANCING

         The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

     STATEMENT OF CASH FLOWS

         The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. During the three months ended March 31, 2001, the Company paid no interest or taxes.

     START-UP COSTS

         The Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". SOP provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.

     The start-up costs consist principally of professional and consulting fees.

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


2.   RELATED PARTY TRANSACTIONS

         A shareholder advance the Company $1,140 for operating expenses. This advance will be repaid from future capital contributions

                            ARROW CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001




3.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Implementation of the Company's business plan may require capital resources substantially greater than those currently available to the Company. The Company may determine, depending on the opportunities available to it, to seek additional debt or equity financing to fund the cost of acquiring an operating entity. There can be no assurance that additional equity financing will be available. If neither additional debt nor equity financing is available, the Company might seek loans. In addition, the Company might seek some sort of strategic alliance with another company that would provide equity to the Company.

         To the extent that the Company finances expansion through the issuance of additional equity securities, any such issuance would result in dilution of the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities to finance expansion activities, it will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal of, and interest on, any such indebtedness.

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

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

         (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       --------------------------------------------------------------
3.1               Articles of Incorporation of Arrow Capital Group, Inc. (1)
3.2               By-Laws of Arrow Capital Group, Inc. (1)

-----------

(1) Incorporated by referenced from the Form 10-SB filed by the Company on August 25, 2000.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                                    SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 20, 2001                      ARROW CAPITAL GROUP, INC.


                                           S/James Season
                                           ---------------------
                                           James Season, President