Form 10QSB
period 2001-06-30
ARROW CAPITAL GROUP INC
filed 2001-08-20
CIK 1097763

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                                            Commission File No 0-30183

                            ARROW CAPITAL GROUP, INC.
                           ---------------------------
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

         As of June 30, 2001, the Issuer had 2,260,600 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART I

Item 1. Financial Statements


                            ARROW CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000





                                     ASSETS

                                                                                (Unaudited)
                                                                                  JUNE 30,              DECEMBER 31,
                                                                                  2 0 0 1                 2 0 0 0
                                                                                  -------                 -------
CURRENT ASSETS

      Cash                                                                     $           11             $        11
                                                                               --------------             -----------

              TOTAL ASSETS                                                     $           11             $        11
                                                                             --==============             ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

      Shareholder Loan Payable                                                 $        -                 $     1,140
      Accrued Expenses                                                                  4,750                   2,750
                                                                               --------------             -----------

              TOTAL LIABILITIES                                                         4,750                   3,890
                                                                               --------------             -----------

STOCKHOLDERS' DEFICIENCY

      Common Stock - $ .001 Par Value, 10,000,000 Shares Authorized, 2,260,600
          and 689,700 Shares Issued and Outstanding in June 30, 2001 and
          December 31, 2000, Respectively                                               2,441                     690
      Additional Paid-in Capital                                                        1,090                   1,090
      Deficit Accumulated During the Development Stage                                 (8,270)                 (5,659)
                                                                               --------------             -----------

              TOTAL STOCKHOLDERS' DEFICIENCY                                           (4,739)                 (3,879)
                                                                               --------------             -----------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIENCY                                                    $           11             $        11
                                                                               ==============             ===========

              The accompanying notes are an integral part of these
                             financial statements.

                            ARROW CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                    AND 2000 AND FOR THE PERIOD JUNE 4, 1999
                      (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (Unaudited)






                                                                                                                      JUNE 4, 1999
                                              THRE MONTHS ENDED                            SIX MONTHS ENDED          INCEPTION) TO
                                                   JUNE 30                                     JUNE 30,                JUNE 30,
                                           2001                    2000                2001               2000            2001
                                           ----                    ----                ----               ----            ----

INCOME                                  $-                          $16                $-                   $38      $     102
                                        -------                     ---            -------                  ---      ----------

COST AND EXPENSES
   General and Administrative
      Expenses:
         Professional Fees                      1,611               500               2,611               1,350          8,372
                                        -------------     -------------       -------------       -------------     ----------

Total Cost and Expenses                         1,611               500               2,611               1,350          8,372
                                        -------------     -------------       -------------       -------------     ----------

Operating Loss                                 (1,611)             (484)             (2,611)             (1,312)        (8,270)
                                        -------------     -------------       -------------       -------------     ----------


NET LOSS INCOME                         $      (1,611)    $        (484)      $      (2,611)      $      (1,312)    $   (8,270)
                                        =============     =============       =============       =============     ==========

LOSS PER COMMON                         $      (0.0009)   $    (0.0007)       $    (0.0021)       $    (0.0019)     $ (0.0101)
                                        ===============   =============       =============       =============     ==========
     SHARE

WEIGHTED AVERAGE
     COMMON SHARES
     OUTSTANDING                            1,742,721           689,700           1,219,119             689,700        816,285
                                          ===========     =============         ===========       =============     ==========



              The accompanying notes are an integral part of these
                             financial statements.

                            ARROW CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                           FOR THE PERIOD JUNE 4, 1999
                      (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (Unaudited)


C

                                                                                              Deficit
                                                     Common Stock                            Accumulated
                                                    $.001 Par Value        Additional        During the
                                                                            Paid-In          Development
                                                 Shares        Amount       Capital            Stage              Total

Balances, June 4, 1999                              -        $    -        $   -         $     -             $     -

   Issuance of Common Stock                       689,700           690           890          -                     1,580

   Additional Paid-In-Capital                      -                              200                                  200

   Net Loss for the Period      December 31, 1999   -             -            -                (5,659)             (5,659)
                                                 --------    ----------    ----------    -------------       -------------

Balances - December 31, 2000                      689,700           690         1,090           (5,659)             (3,879)

   Issuance of Common Stock                    1,570,900          1,751        -               -                     1,751

Net Loss                                            -             -            -                (2,611)             (2,611)
                                               ----------    ----------    ----------    -------------       -------------

Balances, June 30, 2001                          2,260,600   $    2,441    $    1,090    $      (8,270)      $      (4,739)
                                              ============   ==========    ==========    =============       =============



                            ARROW CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                    AND 2000 AND FOR THE PERIOD JUNE 4, 1999
                      (DATE OF INCEPTION) TO JUNE 30, 2001



                                                                                                                      JUNE 4, 1999
                                                                                                                        (DATE OF
                                                                                                                       INCEPTION)
                                                                                                                           TO
                                                            THREE MONTHS ENDED              SIX MONTHS ENDED            JUNE 30,
                                                                 JUNE 30,                       JUNE 30,
                                                            2001           2000           2001            2000            2001
                                                            ----           ----           ----            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Profit (Loss)                                   $    (1,611)    $    (484)    $    (2,611)    $    (1,312)   $      (8,270)
     Adjustments to Reconcile Net Income (Loss) to
         Net Cash Used in Operating Activities:
              Changes in Assets and Liabilities:
                  Increase (Decrease) in Accounts
                      Payable                                  1,000           251           2,000             500            4,750
                                                         -----------     ---------     -----------     -----------    -------------

     NET CASH USED IN OPERATING                                 (611)         (233)           (611)           (811)          (3,520)
                                                         -----------     ---------     -----------     -----------    -------------
              ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
     Advance from Shareholder                                    611           -               611           -                2,281
     Payment on Shareholder - Loan Payable                     -               -             -               -                 (530)
                                                         -----------     ---------     -----------     -----------      -----------

     NET CASH PROVIDED BY INVESTING                                                              611
                                                                                     ---------------
         ACTIVITIES                                              611           -                             -                1,751
                                                         -----------     ---------                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Additional Paid-In-Capital                                -               -             -               -                  200
     Proceeds from Issuance of Common Stock                    -               -             -               -                1,580
                                                         -----------     ---------     -----------     -----------      -----------

     NET CASH PROVIDED BY
         FINANCING ACTIVITIES                                  -               -             -               -                1,780
                                                         -----------     ---------     -----------     -----------      -----------

NET INCREASE (DECREASE) IN CASH                                -              (233)          -                (811)              11

CASH - Beginning of Period                                        11         1,215              11           1,793             -
                                                         -----------     ---------     -----------     -----------      --------

CASH - End of Period                                     $        11     $     982     $        11     $       982      $        11
                                                         ===========     =========     ===========     ===========    --===========


                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


                                        7


         The accompanying reviewed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


1.       DESCRIPTION OF BUSINESS

         The financial statements presented are those of Arrow Capital Group, Inc. a development stage company (the "Company"). The Company was incorporated under the laws of the State of Nevada on June 4, 1999. The Company's activities, to date, have been primarily directed towards the raising of capital.

         As shown in the financial statements, as of June 30, 2001 and December 31, 2000, the Company has incurred accumulated deficits of $8,270 and $5,659, respectively and only had cash of $11. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

     RESULTS OF OPERATIONS

         During the six months ended June 30, 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional fees.

     NEED FOR ADDITIONAL FINANCING

         The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

     STATEMENT OF CASH FLOWS

         The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. During the six months ended June 30, 2001, the Company paid no interest or taxes.

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

     LOSS PER COMMON SHARE

         Lossper common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

     COMMON STOCK

         The Company authorized 10,000,000 shares of par value $.001 common stock, the rights and preferences of which were determined by the Board of Directors at the time of issuance.

         Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

2.   RELATED PARTY TRANSACTIONS

         On April 30, 2000 the Company issued 1,750,900 shares of restricted common stock at par to Mid-Continental Securities Corp. (Mid-Continental), a related party as full settlement of loan payable to Mid-Continental.

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

         To the extent that the Company finances expansion through the issuance of additional equity securities, any such issuance would result in dilution of the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities to finance expansion activities, it will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rate may fluctuate and cash flow may be insufficient to pay the principal of, and interest on, any such indebtedness.

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

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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